Form 10-K
period 2010-10-31
Kama Resources Inc.
filed 2011-02-15
CIK 1479239

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Period year ended October 31, 2010

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________



                  Commission file number: 333-164206


                       Kama Resources Inc.

            ----------------------------------------------

  (Exact name of small business issuer as specified in its charter)
                               Nevada

                                 N/A
(State or other jurisdiction of incorporation or organization) (IRS
                           Employer Number)




                 Suite 1707-B, 17th Floor, CTS Center
                       219 Zhong Shan Wu Road
                       Guangzhou, China 510030

      ----------------------------------------------------------

               (Address of principal executive office)

                           Tel. 8613808821282


                  ----------------------------------

                     (Issuer's telephone number)

                                 n/a

                          -----------------

(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer o Accelerated filer o



Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x    No o

The aggregate market value of Kama Resources' Common Stock owned by non-affiliates as of October 31, 2010 was nil.

Number of shares of each class of Kama Resources's capital stock outstanding as of October 31, 2010: 3,000,000 shares of common stock



1





                      Kama Resources Inc.

                              FORM 10-K

               For the Fiscal Year ended October 31, 2010

                          Table of Contents



Part I

        Item 1.        Description of Business

        Item 1A.       Risk Factors

        Item 1B.       Unresolved Staff Comments

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security
                       Holders

Part II

         Item 5.        Market for Registrant's Common Equity and
                        Related Stockholder Matters and
                        Issuer Purchases of Equity Securities

        Item 6.        Selected Financial Data

        Item 7.        Management's Discussion and Analysis of
                       Financial Condition and the Results  of
                       Operations

        Item 7A.       Quantitative and Qualitative Disclosures About
                       Market Risk

        Item 8.        Financial Statements and Supplementary Data

                       Management's Report on Internal Control
                       Over Financial Reporting

                       Report of Independent Registered Public
                       Accounting Firm

Part III

        Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 9A.       Controls and Procedures

        Item 9B.       Other Information

        Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                      16(a) of the Exchange Act

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial
                      Owners and Management and Related
                      Stockholder Matters

        Item 13.       Exhibits and Financial Statements Schedules

        Item 14.      Principal Accountants Fees and Services

                      Signatures



2



FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF NEVAEH ENTERPRISES LTD., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.





PART I

Item 1.    Description of Business
OUR BUSINESS


We were incorporated in the State of Nevada on October 19, 2009. We have not started operations. We are developing a website "WWW.KAMARESOURCES.CN" and also designing and developing our "Kama Corporate Brochure" which will advertise our service, our prices and would be delivered to all residents in the area. In the beginning of our business operations, we plan to advertise our business on the local billboards that will promote our business.

We have not yet generated any revenues and the only operations that we have engaged in is the development of a business plan concept.
Our business office is located at Suite 1707-B, 17th Floor, CTS
Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030. Our telephone number is 8613808821282. This is the office of our President, Dayong Sun.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not yet begun operations and will not begin operations until we have completed this offering. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our advisory services by the public.

OUR STRATEGY

Our essential business is to provide tailored loans for customers who are seeking to purchase an automobile. We aim to provide customers with lowest price loans that are most appropriate based on their financial circumstances. Currently, we do not have any customers or any contracts for our services. We also have not yet commenced any operations. Once we have received our new capital through our offering, we will launch a series of marketing activities. Our marketing campaigns are meant to generate awareness for our company, and also, direct traffic to our website. Our targets can navigate through our website and can contact our director for more details regarding products offered.

Insurance

Currently, we have no insurance coverage.

Government Regulation

We are currently not subject to any government regulations.

Offices


Our offices are currently located at Suite 1707-B, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030. Our telephone number is 8613808821282. As of this point in time, there is no cost to our company for this office space nor is there any lease.

Employees

We currently do not have any employees.

Subsidiaries

We do not have any subsidiaries

Bankruptcy, Receivership, or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceedings

Patents and Trademarks

We do not have any patents or trademarks

Legal Proceedings

We are not a party to any material legal proceeding, nor are any of our officers, director or affiliates' a party adverse to us in any legal proceeding.


Item 1A:     Risk Factors


BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THESE IS SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS IN WHICH
CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion as at October 31, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

Because all of our assets and our officers and directors are located outside of the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our director and officer are a national and/or resident of other countries other than the United States, and all or a substantial portion of such persons assets are located outside of the United States. As a result it may be difficult for an investor to effect service process or enforce within the United States and judgments contained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities law of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officer predicated upon the civil liability provisions of the securities law of the United States or
8
any state there, or be competent to hear original actions brought in Canada or other jurisdictions against us or our officers and director predicated upon the securities law of the United States or any state thereof.

Because we have only one officer and director who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties or assessments against us.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosures and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they would be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Because our sole executive officer will be devoting limited time to our operations, our operations could be sporadic which may result in periodic interruptions or suspensions of operations and a lack of revenues which may cause to cease operations.

Dayong Sun, our sole executive officer will only be devoting limited time to our operations. Mr. Sun will be devoting approximately twenty hours a weeks to our operation. Because Mr. Sun will be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Sun. As a result, operations may be periodically interrupted or suspended which could result in lack of revenues and a possible cessation of operations.

Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

We do not maintain insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have the sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

Because we have not generated revenues since our inception, the business must secure the minimum investment through sales of common shares to sustain operations for the next twelve months and maintain the status of going concern.

We currently have limited working capital to sustain or move forward with our business activities. In the event that we receive the minimum investment of $10,000 with net proceeds of $5,000, our company will hold a total of $6,240 in cash and cash equivalent. If sales of common shares reach the maximum offering of 2,000,000 shares, we will receive $20,000 with net proceeds of $15,000. With $15,000 of fresh capital, our company will hold a total of $16,240 in cash and cash equivalent to sustain for the next twelve months.

We Lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on October 19, 2009 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $1,760 for filing fees and general office expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    completion of this offering;
     *    our ability to attract customers who will buy our service
from    us; and,
     * our ability to generate revenues through the sale of our service.

Based upon current plans, we expect to incur operating losses in future periods since we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

If we do not attract customers, we will not make a profit which ultimately will result in a cessation of operations.

We have no customers. We have not identified any customers and we cannot guarantee we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

We are solely dependent upon the funds to be raised in this offering to start our business, the proceeds of which may be insufficient to achieve revenues. If we need additional funds and are unable to raise them we will have to terminate our operations.

We have not yet started our business. We need the proceeds from this offering to start our operations. If the maximum of $20,000 is raised, this amount will enable us, after paying the expenses of this offering, to operate for one year. If we need additional funds and are unable to raise the money, we will have to cease operations.

If we do not make a profit, we may have to suspend or cease operations.

Since we are small and do not have much capital, we must limit marketing our services. The sale of goods is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.


Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting customers and result in a lack of revenues that may cause us to suspend or cease operations.

Our sole officer and director, Mr. Dayong Sun, will only be devoting limited time to our operations. Mr. Dayong Sun, our president and sole director will be devoting approximately 20 hours per week of his working time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

Because we have only one officer and director who has no formal training in financial accounting and management, who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment. However, because of the small size of our expected operations, we believe that he will be able to monitor the controls she will have created and will be accurate in assembling and providing information to investors.

Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the securities exchange act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

Because we do not have an escrow or trust account for your subscription, if we file for bankruptcy protection or are forced into bankruptcy, or a creditor obtains a judgment against us and attaches the subscription, you will lose your investment.

Your funds will not be placed in an escrow or trust account. Accordingly, if we file for bankruptcy protection or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to bankruptcy laws. If a creditor sues us and obtains a judgment against us, the creditor could garnish the bank account and take possession of the subscriptions. As such, if the minimum conditions of this offering are not satisfied, it is possible that a creditor could attach your subscription which could preclude or delay the return of money to you. If that happens, you will lose your investment and your funds will be used to pay creditors.


Because our sole officer and director who is also our sole promoter, will own 89% of our total outstanding common stock, he will retain control of us and will be able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of our shares.

Even if we sell all 2,000,000 shares of common stock in this offering, Mr. Dayong Sun will own 60% of the total outstanding common stock. As a result, after completion of this offering, regardless of the number of shares we sell, Mr. Dayong Sun will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale.

Because the sec imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of our shares to decline.

Our shares would be classified as penny stocks and are covered by
Section 15(g)of the Securities Exchange Act of 1934 and the rules promulgated there under which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of our shares to decline.

Finra sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock and

Item 1B:     Unresolved Staff Comments

None

Item 2:    Description of Property



Our offices are currently located at Suite 1707-B, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030. Our telephone number is 8613808821282. As of this point in time, there is no cost to our company for this office space nor is there any lease.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Nevaeh Enterprises Ltd., or against any of our officers or directors as a result of their involvement with the Company.



As of February 14, 2010 the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended October 31, 2010.

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is not presently listed under any exchange. There is currently no active trading in our common stock and there has been no active trading.

As of February 14, 2010, there were approximately 30 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.



Item 6:     Selected Financial Data
                    As of               As of
                    October 31, 2010    October 31, 2009
Balance Sheet
Total Assets             $7             $2,743
Total Liabilities        $-             $-
Stockholders Equity
(Deficit)                $7             $2,743

                    For the             For the
                    Year ended          Year Ended
                    October 31, 2010    October 31, 2009
Income Statement
Revenues            $ -                   $ -
Total Expenses      $2,763                $257
Net Loss            $(2,763)              $(257)










Item 7:     Management's Discussion and Analysis or Plan of Operation


This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a developmentstage corporation and have not started operations and have not yet generated or realized any revenues.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin implementing and marketing our dealerships to our target markets. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in this offering, any amount raised will last twelve months. The difference between the minimum and maximum amount relates to the website development; marketing and advertising; equipment and office furniture; and hiring one employee. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our business plan to potential customers. We will not begin operations until we raise money from this offering.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should He not have sufficient experience, He may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

PLAN OF OPERATION

Dayong Sun, our sole officer and director, has determined that we must raise the minimum amount of $10,000 with net proceeds of $5,000 to satisfy our cash requirements during the next twelve months.
We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our goal is to commence our operations.
We intend to accomplish the foregoing through the following milestones:

     1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations, and we believe that this could take up to 270 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

     2. After completion of the offering, we will immediately begin to develop our website. We believe that our website can be fully operational within 180 days. We also intend to design and develop our "Kama Resources Corporate Brochures" which will advertise our service and our prices. In the beginning of our business operations we plan to advertise our business on the local billboards.

     3. After our website is established, we intend to begin to market our business to potential customers and investors through our website, our brochures, billboard advertisement and by personal contacts through Dayong Sun, our president. We will also design a brochure and deliver it to the mailboxes of the residents in the area of the city of Changchun.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are still in the development stage and have not yet generated any revenues.
We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

In addition to this offering, we are seeking equity financing in order to obtain the capital required to implement our business plan.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON OCTOBER 19, 2009 TO OCTOBER 30, 2009

During this period we incorporated the company, and hired an auditor for the preparation of this registration statement. We also prepared an internal business plan. We have not yet started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations within 120 days after we complete this offering.

Since inception, we have issued 3,000,000 shares of common stock to our sole officer and director.


LIQUIDITY AND CAPITAL RESOURCES

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract customers to utilize our service, we may use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to continue our operations. At present, we have not made any arrangements to raise additional capital, other than through this offering.

Our sole officer and director, Dayong Sun, has determined that we will need to sell 1,000,000 shares and raise the minimum amount of $10,000, which will amount to $5,000 in net proceeds from the offering to conduct our business for twelve months from the date of filing. Currently the Company has $1,240 in cash reserves and therefore cannot sustain any period of operations without raising capital from this offering or from loans from our sole officer and director.

Our sole officer and director is willing to loan us money for our operations until this offering has been completed or until the offering period has expired. If we need additional capital and cannot raise it we will either have to suspend operations until we do raise the capital or cease operations entirely.Other than as described in this paragraph, we have no other financing plans.

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 3,000,000 shares of common stock pursuant to an exemption from registration contained in Regulation S of the General Rules and Regulations promulgated under the Securities Act of 1933. This was accounted for as a sale of common stock.

As of January 31, 2010, our total assets were $1,240 and our total liabilities were $0.


Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Please see Item 1A above, "Risk Factors," for a discussion of these and other risks and uncertainties we face in our business.

Item 8:    Financial Statements

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended October 31, 2010 and October 31, 2009. There have been no changes in or disagreements with either Kenne Ruan, CPA, P.C. on accounting and financial disclosure matters at any time.

Item 9A: Controls and Procedures

Dayong Sun, our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, taking into account our limited resources and current business operations, they concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation

Evaluation Of Disclosure Controls And Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the president and the treasurer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, the Company's management, with the participation of its president and treasurer, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Those officers have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

Change in Internal Control

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B: Other Information

None

Item 10:    Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:
Name           Age                      Position Held
Dayong Sun     37                 President, Chief Executive Officer,
                                 Secretary,Treasurer,Chief Financial
                                 Officer, and the sole member of
                                 the Board of Directors

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Since October 19, 2009, Dayong Sun has been our President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of our Board of Directors. Since June 2004 Mr. Sun has been working as a programmer at Qiming Information Technology Co. in Changchun, China. From September 1986 until June 1990 Dayong Sun attended University of Jilin, China at which time he received his Bachelor's Degree in Mechanical and Electrical Engineering. Dayong Sun devotes approximately 20 hours per week to our operations, and will devote additional time as required. Dayong Sun is not an officer or director of any other reporting company.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission
(SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending October 31, 2010, Form 3 reports were not timely filed by Dayong Sun, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as
Exhibit 14.1.
Item 11:    Executive Compensation
The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.
Summary Compensation Table

Name          Year      Salary  $  Bonus $    Other       Restricted  Securities         LTIP       All Other
and                                           Annual      Stock       Underlying         Payouts    Compensation
Principal                                     CompensationAwards $    Options/SARSs (#)  ($)        $
Posit                                         ($)
ion


Dayong Sun    2010      0          0          0           0           0                  0          0
Chief
Executive


              2009      0          0          0           0           0                  0          0








[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12: Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at Suite 1707-B, 17th Floor CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 51003.


Name of             Direct Amount
Beneficial Owner  of Beneficial Owner  Position   Percent of Class
Dayong Sun           3,000,000         CEO, CFO,       100%
                                      Secretary,
                                       Director



All officers and directors as a Group (1 person)
100%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 3,000,000 shares of common stock to Dayong Sun, our president and a member of the board of directors in October 2009.

Item 13: Exhibits

Exhibit No.     Description

3.1* Articles of Incorporation of the Company (incorporated by reference to the Form S-1 filed with the Securities and Exchange Commission on January 5, 2010)

3.2* Bylaws of the Company (incorporated by reference to the Form S-1 filed with the Securities and Exchange Commission on January 5, 2010)


14             Code of Ethics

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2010 - $1,200           Kenne Ruan, CPA, P.C.

2009-  $1,500           Kenne Ruan, CPA, P.C.



2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2010 - $0               Kenne Ruan, CPA, P.C.

2009 - $0               Kenne Ruan, CPA, P.C.



3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $0               Kenne Ruan, CPA, P.C.

2009 - $0               Kenne Ruan, CPA, P.C.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $0               Kenne Ruan, CPA, P.C.

2009 - $0               Kenne Ruan, CPA, P.C.









12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th of February, 2011.

Kama Resources Inc.

(Registrant)

By: /s/ Dayong Sun

Dayong Sun

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                        Date
/s/ Dayong Sun    President, CEO, Secretary,   February 14, 2011
Dayong Sun        Treasurer and Director







INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended October 31, 2010 and period
ended October 31, 2009                                   F-2

Statements of Operations for the fiscal year ended October 31, 2010
and period ended October 31, 2009                        F-3

Statements of Cash Flows for the fiscal year ended October 31, 2010
and period ended October 31, 2009                        F-4

Statements of Shareholder's Equity (Deficit)           F-5

Notes to Financial Statements                          F-6



Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Kama Resources Inc.
(A  Development Stage Company)


We have audited the accompanying balance sheets of Kama Resources Inc.
(A development stage company) as of October 31, 2009 and 2010, and the related statements of operations, stockholders' equity and cash flows for each of the years of the two-year period ended October 31, 2010. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kama Resources Inc. as of October 31, 2009 and 2010, and the results of its operations and its cash flows for each of the years of the two-year period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Companys losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut
February 10, 2011

















F-1



Kama Resources Inc.
(A Development Stage Company)

Balance Sheets

As of October 31, 2010 and  2009

                                        As of October 31, 2010    As of October 31, 2009
                                        (Unaudited)               (Audited)
       Assets

Current Assets

       Cash and Cash Equivalents        $7                              $2,743

Total Current Assets                    $7                              $2,743

Total Assets                            $7                              $2,743

       Liabilities and Stockholders'
Equity

Current Liabilities

       Loan Payable                     $-                              $-

       Loan from Shareholder            $-                              $-

Total Current Liabilities               $-                              $-

Commitments (Note 4)

Stockholders' Equity

Common Stock Authorized:

75,000,000 common shares at $0.001 par
value

Issued and outstanding: 3,000,000       3,000                           3,000
common shares

Additional Paid-in Capital              -                               -

(Deficit) accumulated during the        (2,993)                         (257)
developmental stage

Total Stockholders' Equity               7                              2,743

Total Liabilities and Stockholders'     $7                              $2,743
Equity

The accompanying notes are an integral part of the consolidated financial statements.


F-2
Kama Resources Inc.

(A Development Stage Company)

Statement of Operations

For the twelve months ended October 31, 2010 and 2009 and from October 19, 2009 (Inception) to October 31, 2010.

                                   For the Year    For the Year      For the Period
                                   ended           ended             from
                                  October 31, 2010 October 31,2009   Ocotber 19, 2009 (Inception)
                                                                     to October 31, 2010

General and Administration
Expenses

Filing Fees                        $220             $194             $414

Professional Fees                  $1,500           $-               $1.500

Offices Expenses                   $1,000           $-               $1,000

Bank Charges                       $16              $63              $79

Total Expenses                     $2,736           $257             $2,993



Net (loss) for the period          $(2,736)         $(257)           $(2,993)

Net (loss) per share

       Basic and diluted           -                -                -


Weighted Average Number of Common
Shares Outstanding

       Basic and diluted           3,000,000        3,000,000        3,000,000



The accompanying notes are an integral part of the consolidated financial statements.


F-3

Kama Resources Inc.

(A Development Stage Company)

Statements of Cash Flows


For the Fiscal Period Ended October 31, 2010 and 2009. And from
October 19, 2009 (Inception), to October 31, 2010.

                                         For the Year      For the Year       For the Period
                                         ended             ended              from

                                         October 31, 2010  October 31, 2009  October 19, 2009
                                                                            (Inception) to
                                                                             October 31, 2010

Operating Activities

       Net (loss) for the period           $(2,736)        $(257)        $(2,993)

Changes in non-cash working capital items

       Accounts payable and Accrued        $-                -             -
Liabilities

Cash used in operating activities          $(2,736)        $(257)        $(2,993)

Financing Activities

       Share Capital Contribution           -              3,000           3,000

       Shareholder Loan     -               -              -               -

Cash provided by financing activities       -              3,000           3,000

Net Change in Cash                         (2,736)         2,743           7

Cash, Beginning of Period                  2,743           -               -

Cash, End of Period                        $7              $2,743          $7



The accompanying notes are an integral part of the consolidated financial statements.





F-5

Kama Resources Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity (Deficit)

From October 19, 2009 (Inception Date) to October 31, 2010

                             Common Stock

                             Shares       Amount      Additional  Deficit         Total
                                                      Paid-in     Accumulated     Stockholders'
                                                      Capital     During the      Equity
                                                                  Development
                                                                  Stage

Common stock issued for
cash:

-At $0.001 per share,        3,000,000    $3,000      $0          $0              $3,000
October 31, 2009



- Net loss for the year                                          $(257)          $(257)
year end October 31, 2009


Balance, as at October 31,   3,000,000    $3,000      $0         $(257)          $2,743
2009



Common Stock issued cash as  3,000,000    $3,000      $0          $0             $3,000
at $0.01 per share, October
31, 2010



-Net Loss for the year                                            $(2,736)        $(2,736)
end October 31, 2010

Balance, as at October 31,    3,000,000    $3,000      $0         $(2,993)        $7
2010




       Kama Resources Inc.
(A Development Stage Company)
Notes to the Financial Statements
For the Year Ended October 31, 2010.

NOTE 1  Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $ 2993 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Companys ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Companys year end is October 31.

NOTE 2 - Summary of Significant Accounting Policies
The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Development Stage Company
The Company complies with the FASB Accounting Standards Codification
 (ASC) Topic 915 Development Stage Entities for it characterization of the Company as development stage.

Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC

 Topic 360, "Accounting for the Impairment or Disposal of Long-lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation
The Company is located and operating outside of the United States of
 America. It maintains its accounting records in U.S. Dollars, as follows:
At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

Financial Instruments
The carrying value of the Company's financial instruments consisting of cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes
The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 "Accounting for Income Taxes". Under this method, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share
In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As October 31, 2010, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation
The Company accounts for stock options and similar equity instruments issued in accordance with ASC Topic 718 Compensation-Stock Compensation. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting
 period.   Transactions in which goods or services are received in
exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable ASC Topic 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended October 31, 2010.

Comprehensive Income
The Company adopted FASB Topic 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity.
  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" during the period ended October 31, 2010.

New Accounting Standards
Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

NOTE 3- Capital Stock
On October 19, 2009, the Company issued 3,000,000 common shares at $0.001 per share to the sole director of the Company for the total proceeds of $3,000.