Form 10-Q
period 2012-07-31
Kama Resources Inc.
filed 2012-09-19
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-164206

Kama Resources Inc.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada

N/A

(State of Incorporation)

(I.R.S. Employer Identification No.)

Suite 1707-B, 17th Floor, CTS Center 219 Zhong Shan Wu Road Guangzhou, China 510030

--------------------------------------------------------------------

(Address of principal executive offices)

  8613808821282

----------------------------------

(Registrant's telephone number, including area code)

n/a -------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer __

Accelerated filer __ Non-accelerated filer __

Small Reporting Company _x_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at September 19, 2012 was 3,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets
As at July 31, 2012 and October 31, 2011

	As at July 31,	As at October 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 5	$ 7
TOTAL CURRENT ASSETS	5	7

TOTAL ASSETS	$ 5	$ 7

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities - Related Party	$ 10,050	$ 7,250
Shareholder Loan	-	-
TOTAL CURRENT LIABILITIES	10,050	7,250

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.01
Issued and Outstanding:
3,000,000 common shares at $0.001 par value	3,000	3,000
(Deficit) accumulated during the development stage	(13,045)	(10,245)

TOTAL STOCKHOLDERS' EQUITY	(10,045)	(7,245)

TOTAL LIABILITIES AND EQUITY	$ 5	$ 5

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ended July 31, 2012 and the Nine Months Ended July 31, 2011 and
the Period From October 19, 2009 (Inception) to July 31, 2012 (Unaudited)

	Nine Months Ended	Nine Months Ended	October 19, 2009
			(Inception) to
	July 31,	July 31,	July 31,
	2012	2011	2012

Cash Flow from Operating Activities
Net (loss) for the period	$ (2,800)	(2,502)	$ (13,045)
Changes in Non-Cash Working Capital Items
Accounts payable and accrued liabilities	2,800	2,500	10,050

Net Cash Flow Used in Operating Activities	-	(2)	(2,995)

Financing Activities
Share Capital Contribution	-	0	3,000
Shareholder Loan	-	-	-
Net Cash Flow Provided by Financing Activities	-	0	3,000

Net Change in Cash	-	(2)	5

Cash, Beginning of Period	5	7	-

Cash, End of Period	$ 5	5	$ 5

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended July 31, 2012 and the Three and Nine Months Ended July 31, 2011 and
the Period From October 19, 2009 (Inception) to July 31 2012 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	October 19, 2009 (Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2012	2011	2012	2011	2012
Revenues	-	-			-

General and Administration Expenses
Filing Fees	$ -	-	-	-	414
Professional Fees	$ 600	1,250	2,800	2,500	$ 11,550
Office Expense	$ -	-	-	-	$ 1,000
Bank charges	$ -	-	-	2	81
Total Expenses	$ 600	1,250	2,800	2,502	13,045

Operating loss	$ (600)	(1,250)	(2,800)	(2,502)	(13,045)

Net (loss) for the period	$ (600)	$ (1,250)	$ (2,800)	$ (2,502)	$ (13,045)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

 KAMA RESOURCES INC.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended July 31, 2012

NOTE1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $ 13,045 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company's year-end is October 31.

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

Impairment of Long Lived Assets Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with FASB Topic 740 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As October 31, 2011, diluted net loss per share is equivalent to basic net loss per share.

Stock Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with ASC Topic 718 Compensation- Stock Compensation. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable ASC Topic 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the period ended July 31, 2012.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2012.

New Accounting Standards Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

NOTE 3- Capital Stock

On October 18, 2009, the Company issued 3,000,000 common shares at $0.001 per share to the sole director of the Company for the total proceeds of $3,000.

NOTE 4- The Jumpstart our Business Startups Act of 2012

The Company is an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

As a public company and particularly after the Company ceases to be an “emerging growth company,” the Company will incur significant legal, accounting and other expenses that the Company did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC. In addition, the Company’s management team will also have to adapt to the requirements of being a public company. The Company expects that compliance with these rules and regulations will substantially increase thier legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease thier net income or increase our net loss, and may require them to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert thier management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as they remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, they may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in thier periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Theymay take advantage of these reporting exemptions until they are no longer an “emerging growth company.”

They will remain an “emerging growth company” for up to five years, although if the market value of thier common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, they would cease to be an “emerging growth company” as of the following December 31, or if they issue more than $1 billion in non-convertible debt in a three-year period, they would cease to be an “emerging growth company” immediately.

The Company is not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, they will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though they will be required to disclose changes made in their internal control procedures on a quarterly basis, they will not be required to make their first annual assessment of their internal control over financial reporting pursuant to Section 404 until the later of the year following thier first annual report required to be filed with the SEC, or the date they are no longer an “emerging growth company” as defined in the JOBS Act.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution about Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Kama" mean Kama Resources Inc., unless otherwise indicated.

Overview

Kama Resources Inc. was incorporated in the state of Nevada on October 19, 2009. Kama intends to develop and become a servicer for non-traditional automobile finance loans for car dealerships. Kama will specialize in mitigating loan losses and maximizing total dollars collected for holders of non-traditional automobile loan portfolios. Essentially, we believe our service will aid the customer in finding the best, and/or lowest price loan tailored to their specific financial circumstances. The initial region we plan to market our service in will be Changchun, Jilin, China.

We currently have not advanced beyond the business plan state since our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering.

Results of Operations

Kama has not generated any revenues for the nine months ended July 31, 2012.

The Company experienced general and administration expenses of $2,800 for the nine months ended July 31, 2012, compared to general and administration expenses of $2,502 for the nine months ended July 31, 2011. The increase in expenses experienced by the Company has been related to increase in professional expenses spent by the Company.. Since the Company's inception of October 19, 2009, the Company has experienced total general and administration expenses of $13,045.

For the nine months ended July 31, 2012, the company experienced a net loss of $2,800.

Liquidity and Capital Resources

During the nine months period ended July 31, 2012, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of July 31, 2012, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 3. Quantitative Disclosures About Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of Juyl 31, 2012, the end of the nine month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion as at October 31, 2012. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

Because all of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

Because we have only one officer and director who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

Because all of our assets and our sole officer and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

All of our assets are located outside of the United States. In addition, our director and officer is a national and/or resident of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of China or China or other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China or other jurisdictions against us, our sole officer and our directors predicated upon the securities laws of the United States or any state thereof.

If we are not able to effectively respond to competition, our business may fail.

There are many small software developers that sell software products which are similar to our proposed business venture. Most of these competitors have established businesses with a established customer base. We will attempt to compete against these groups by offering a much higher quality product compared to our competitors products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

We need to raise additional investment capital in the future in order to commence our business operations.

If we are unable to raise the required investment capital, you may lose all of your investment In the current economic environment; it is extremely difficult for companies without profits or revenues, such as us, to raise capital. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our initial capital requirement needs. If we are unable to raise the required financing, we will be unable to proceed with our business plan and you may lose your entire investment.

Because our articles of incorporation authorize the issuance of 75,000,000 shares of common stock, an investor faces the risk of having their percentage ownership diluted in the future.

We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. These shares may also be issued without security holder approval and, if issued, may be granted voting powers, rights, and preferences that differ from and may be superior to those of the registered shares.

RISKS RELATED TO OUR COMMON STOCK

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6: Exhibits

(a) The following exhibit is filed as part of this report:

31.1 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 19, 2012.

September 19, 2012

/s/ Dayong Sun__________________

Mr. Dayong Sun, President