Form 10-Q
period 2013-01-31
Kama Resources Inc.
filed 2013-03-25
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Yes X No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 25, 2013 was 3,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Kama Resources, Inc.
(A Development Stage Company)
Balance Sheets

		As of January 31,	As of October 31,
		2013	2012
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$5	$5

TOTAL CURRENT ASSETS			-

TOTAL ASSETS		$5	$5

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$20,470	$15,470
Loan from Shareholder		0	-

TOAL CURRENT LIABILITIES		20,470	15,470

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.01 par value
Issued and outstanding:
3,000,000 common shares		3,000	3,000

Additional paid-in capital		-	-

(Deficit) accumulated during the development stage		(23,465)	(18,465)

TOTAL STOCKHOLDERS' EQUITY		(20,465)	(15,465)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$5	$5

The accompanying notes are an integral part of the consolidated financial statements.

Kama Resources, Inc.
(A Development Stage Company)
Statements of Operations	(Unaudited)

				October 19, 2009
		For the Three Months Ended		(Inception) to
		January 31,	January 31,	January 31,
		2013	2012	2013

General and Administration Expenses
Filing Fees		$ -	$ -	$ 414
Professional Fees		5,000	1,600	21,970
Office		-	-	1,000
Bank charges and interest		-	-	81

Operating loss		5,000	1,600	23,465

Net (loss) for the period		$ (5,000)	$ (1,600)	$ (23,465)

Net (loss) per share
Basic and diluted		(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted		3,000,000	3,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Kama Resources, Inc. `
(A Development Stage Company)
Statements of Cash Flows	(Unaudited)

				October 19, 2009
		For the Three Months Ended		(Inception) to
		January 31,	January 31,	January 31,
		2013	2012	2013

Operating Activities
Net (loss) for the period		(5,000)	(1,600)	(23,465)
Changes in non-cash working capital items
Accounts Payable and Accrued Liaiblities		5,000	1,600	20,470
Cash used in operating activities		-	-	(2,995)

Financing Activities
Loans from Shareholder		-	-	-
Cash received for shares issued		-	-	3,000
Cash provided by financing activities		-	-	3,000

Cash increase (decrease) during the Period		-	-	5

Cash, Beginning of Period		5	5	-
Cash, End of Period		5	5	5

		-	-	-
		-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Kama Resources Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended January 31, 2013

NOTE1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $ 23,465 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company did not grant any stock options during the period ended January 31, 2013.

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

The Company has no elements of "other comprehensive income" during the period ended January 31, 2013.

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

NOTE 4- The Jumpstart our Business Startups Act of 2012

The Company is an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2013 or JOBS Act, and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

As a public company and particularly after the Company ceases to be an “emerging growth company,” the Company will incur significant legal, accounting and other expenses that the Company did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC. In addition, the Company’s management team will also have to adapt to the requirements of being a public company. The Company expects that compliance with these rules and regulations will substantially increase their legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease their net income or increase our net loss, and may require them to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert their management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

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

The Company is not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, they will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though they will be required to disclose changes made in their internal control procedures on a quarterly basis, they will not be required to make their first annual assessment of their internal control over financial reporting pursuant to Section 404 until the later of the year following their first annual report required to be filed with the SEC, or the date they are no longer an “emerging growth company” as defined in the JOBS Act.

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

Results of Operations

Kama has not generated any revenues for the Three months ended January 31, 2013.

The Company experienced general and administration expenses of $5,000 for the Three months ended January 31, 2013, compared to general and administration expenses of $1,600 for the Three months ended January 31, 2012. The increase in expenses experienced by the Company has been related to increase in professional expenses spent by the Company. Since the Company's inception of October 19, 2009, the Company has experienced total general and administration expenses of $22,465.

For the Three months ended January 31, 2013, the company experienced a net loss of $5,000.

Liquidity and Capital Resources

During the Three months period ended January 31, 2013, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of January 31, 2013, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2013, the end of the Three month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 25, 2013.

March 25, 2013

/s/ Dayong Sun__________________

Mr. Dayong Sun, President