Form 10-Q
period 2013-04-30
Kama Resources Inc.
filed 2013-06-14
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Yes X No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 14, 2013 was 3,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Kama Resources, Inc.
(A Development Stage Company)
Balance Sheets

		As of April 30,	As of October 31,
		2013	2012
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and Cash Equivalents		$5	$5

TOTAL CURRENT ASSETS			-

TOTAL ASSETS		$5	$5

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities		$28,070	$15,470
Loan from Shareholder		0	-

TOAL CURRENT LIABILITIES		28,070	15,470

COMMITMENTS (Note 4)

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.01 par value
Issued and outstanding:
3,000,000 common shares		3,000	3,000

Additional paid-in capital		-	-

(Deficit) accumulated during the development stage		(31,065)	(18,465)

TOTAL STOCKHOLDERS' EQUITY		(28,065)	(15,465)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$5	$5

The accompanying notes are an integral part of the consolidated financial statements.

Kama Resources, Inc.
(A Development Stage Company)
Statements of Operations	(Unaudited)

							October 19, 2009
		For the Three Months Ended			For the Six Months Ended		(Inception) to
		April 30,	April 30,	April 30,		April 30,	April 30,
		2013	2012	2013		2012	2013

General and Administration Expenses
Filing Fees		$ -	$ -	$ -		$ -	$ 414
Professional Fees		7,600	600	12,600		2,200	29,570
Office		-	-	-		-	1,000
Bank charges and interest		-	-	-		-	81

Operating loss		7,600	600	12,600		2,200	31,065

Net (loss) for the period		$ (7,600)	$ (600)	$ (12,600)		$ (2,200)	$ (31,065)

Net (loss) per share
Basic and diluted		(0.00)	(0.00)	(0.00)		(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted		3,000,000	3,000,000	3,000,000		3,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Kama Resources, Inc. `
(A Development Stage Company)
Statements of Cash Flows	(Unaudited)

				October 19, 2009
		For the Six Months Ended		(Inception) to
		April 30,	April 30,	April 30,
		2013	2012	2013

Operating Activities
Net (loss) for the period		(7,600)	(2,200)	(31,065)
Changes in non-cash working capital items
Accounts Payable and Accrued Liaiblities		7,600	2,200	28,070
Cash used in operating activities		-	-	(2,995)

Financing Activities
Loans from Shareholder		-	-	-
Cash received for shares issued		-	-	3,000
Cash provided by financing activities		-	-	3,000

Cash increase (decrease) during the Period		-	-	5

Cash, Beginning of Period		5	5	-
Cash, End of Period		5	5	5

		-	-	-
		-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

(A Development Stage Company)

Notes to the Financial Statements

For the Six Months Ended April 30, 2013

NOTE1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $31, 065 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company did not grant any stock options during the period ended April 30, 2013.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2013.

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

Note 5 - Accounts Payable

The Company has an accounts payable balance of $28,070 at April 30, 2013. This balance is owed to one third party entity that is not related or associated with the Company. The Company is currently negotiating the terms of repayment of this liability owed to the third party.

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

Results of Operations

Kama has not generated any revenues for the six months ended April 30, 2013.

The Company experienced general and administration expenses of $12,600 for the six months ended April 30, 2013, compared to general and administration expenses of $2,200 for the six months ended April 30, 2012. The increase in expenses experienced by the Company has been related to increase in professional expenses spent by the Company. Since the Company's inception of October 19, 2009, the Company has experienced total general and administration expenses of $31,065.

For the six months ended April 30, 2013, the company experienced a net loss of $12,600.

Liquidity and Capital Resources

During the six months period ended April 30, 2013, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of April 30, 2013, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2013, the end of the six month period year covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 14, 2013.

June 14, 2013

/s/ Dayong Sun__________________

Mr. Dayong Sun, President