Form 10-Q
period 2013-07-31
Kama Resources Inc.
filed 2013-09-23
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

Yes_ No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at September 23, 2013 was 5,000,000 shares.

1

Part I - FINANCIAL INFORMATION

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets
As at July 31, 2013 and October 31, 2012

	As at July 31,	As at October 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 5	$ 5
Due From Related Party	$ 20,000
TOTAL CURRENT ASSETS	20,005	5

TOTAL ASSETS	$ 20,005	$ 5

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan Payable	$ 28,670	$ 15,470
Shareholder Loan	-	-
TOTAL CURRENT LIABILITIES	28,670	15,470

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.01 par value
Issued and Outstanding:
5,000,000 common shares at $0.001 par value at July 31, 2013 and 3,000,000 common shares at $0.001 par value at October 31, 2012.	23,000	3,000
(Deficit) accumulated during the development stage	(31,665)	(18,465)

TOTAL STOCKHOLDERS' EQUITY	(8,665)	(15,465)

TOTAL LIABILITIES AND EQUITY	$ 20,005	$ 5

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ended July 31, 2013 and the Nine Months Ended July 31, 2012 and
the Period From October 19, 2009 (Inception) to July 31, 2013 (Unaudited)

	Nine Months Ended	Nine Months Ended	October 19, 2009
			(Inception) to
	July 31,	July 31,	July 31,
	2013	2012	2013

Cash Flow from Operating Activities
Net (loss) for the period	$ (13,200)	(2,800)	$ (31,665)
Imputed interest on related party transactions	-	-	-
Changes in Non-Cash Working Capital Items
Due From Related Party	(15,000)
Loan Payable	13,200	2,800	28,670

Net Cash Flow Used in Operating Activities	(15,000)	-	(2,995)

Financing Activities
Share Capital Contribution	15,000	0	3,000
Shareholder Loan	-	-	-
Net Cash Flow Provided by Financing Activities	15,000	0	3,000

Net Change in Cash	-	0	5

Cash, Beginning of Period	5	5	-

Cash, End of Period	$ 5	5	$ 5

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended July 31, 2013 and the Three and Nine Months Ended July 31, 2012 and
the Period From October 19, 2009 (Inception) to July 31 2013 (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	October 19, 2009 (Inception)
	July 31,	July 31,	July 31,	July 31,	to July 31,
	2013	2012	2013	2012	2013
Revenues	-	-			-

General and Administration Expenses
Filing Fees	$ -	-	-	-	414
Professional Fees	$ 600	600	13,200	2,800	30,170
Office Expense	$ -	-	-	-	1,000
Bank charges	$ -	-	-	-	81
Total Expenses	$ 600	600	13,200	2,800	31,665

Operating loss	$ (600)	(600)	(13,200)	(2,800)	(31,665)

Net (loss) for the period	$ (600)	$ (600)	$ (13,200)	$ (2,800)	$ (31,665)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	3,000,000	5,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended July 31, 2013

NOTE1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $31,665 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As July 31, 2013, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2013.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2013.

New Accounting Standards Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

NOTE 3- Capital Stock

On October 18, 2009, the Company issued 3,000,000 common shares at $0.001 per share to the sole director of the Company for the total proceeds of $3,000.

On May 1, 2013, the Company issued 2,000,000 common shares at $0.01 per share for the total proceeds of $20,000.

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

Note 5 - Loans Payable

The Company has an accounts payable balance of $28,670 at July 31, 2013. This balance is owed to one third party entity that is not related or associated with the Company. The Company is currently negotiating the terms of repayment of this liability owed to the third party.

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

Results of Operations

Kama has not generated any revenues for the nine months ended July 31, 2013.

The Company experienced general and administration expenses of $13,200 for the nine months ended July 31, 2013, compared to general and administration expenses of $2,800 for the nine months ended July 31, 2012. The increase in expenses experienced by the Company has been related to increase in professional expenses spent by the Company. Since the Company's inception of October 19, 2009, the Company has experienced total general and administration expenses of $31,665.

For the nine months ended July 31, 2013, the company experienced a net loss of $13,200.

Liquidity and Capital Resources

During the nine months period ended July 31, 2013, the Company satisfied its working capital needs by using capital raised from issuing common shares to investors and loans from the director. As of July 31, 2013, the Company has cash on hand in the amount of $5. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2013, the end of the nine month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 23, 2013.

September 23, 2013

/s/ Dayong Sun__________________

Mr. Dayong Sun, President