Form 10-K
period 2013-10-31
Kama Resources Inc.
filed 2014-02-14
CIK 1479239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2013

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

Large Accelerated Filer o Accelerated Filer o Non-Accelerated Filer o Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of October 31, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at February 13, 2014 was 5,000,000 shares.

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

WHERE YOU CAN FIND MORE INFORMATIN

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

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of October 31, 2013 consisted of a cash balance of $20,005. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended October 31, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We were incorporated on October 19, 2009 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $33,765 for filing fees and general office expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract customers who will buy our service from us and our ability to generate revenues through the sale of our service.

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

We have not yet started our business. We need the proceeds from this offering to start our operations. If we are able to raise any funds, the funds will enable us to operate. If we need additional funds and are unable to raise the money, we will have to cease operations.

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

Mr. Dayong Sun will own 60% of the total outstanding common stock. Regardless of the number of shares we sell, Mr. Dayong Sun will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

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

We are a “shell company” as that term is defined by the applicable federal securities laws. Specifically, because of the nature and amount of our assets and our very limited operations, pursuant to applicable federal rules, we are considered a “shell company”. Applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. As result, one year after we cease being a shell company, assuming we are current in our reporting requirements with the Securities and Exchange Commission, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us to cease being a “shell company” we must have more than nominal operations and more that nominal assets or assets which do not consist solely of cash or cash equivalents.

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

THE USE OF VARIABLE INTEREST ENTITIES (VIE) BY U.S. LISTED CHINESE COMPANIES MAY RESULT IN CERTAIN UNCERTAINTY.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2013.

--------------------------------------------------------------------------------

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are currently not being traded.

We currently do not have a transfer agent.

(b) Holders.

As of October 31, 2013, there was 24 stockholders of record of the Company's Common Stock. As of such date, 5,000,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has sold 2,000,000 shares of common shares at $0.01 for net proceeds for $20,000 during the year ended October 31, 2013.

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

Our fiscal year end is October 31.

Results of Operations

Cash Requirements

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of October 31, 2013 consisted of a cash balance of $20,005. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended October 31, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

---------------------------------------------------------------------

As of October 31, 2013, our total assets were $20,005, which represented an increase from our total assets of $5 as of October 31, 2012. Our total current liabilities as of October 31, 2013 were $30,770, which represented an increase from our total current liabilities of $15,470 as of October 31, 2012. We have issued 2,000,000 shares of common stock at $0.01 per share for a net proceeds of $20,000 during the year ended October 31, 2013.

The Company has experienced accumulated net loss of $33,765 since inception to October 31, 2013.

Our net loss from operations was $15,300 for the year ended October 31, 2013, as compared to $8,220 for the year ended October 31, 2012. Our main expenses in the year ended October 31, 2013 was professional fees of $15,300, compared to expenses for the year ended October 31, 2012, which were professional fees of $8,220.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending October 31, 2013.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of October 31, 2013, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of February 11, 2013:

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended October 31, 2013, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Dayong Sun	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0

President, Treasurer, Secretary, Director. Chief Executive Officer

---------------------------------------------------------------------

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards

As at October 31, 2013, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended October 31, 2013.

Options Grants

During the year ended October 31, 2013, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2013 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2013 and no stock options held by our executive officers at the end of the year ended October 31, 2013.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended October 31, 2013.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2013, we did not pay any compensation or grant any stock options to our directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on February 12, 2014, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 5,000,000 shares of the Company's common stock outstanding as of February 12, 2014.

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2013 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2012 and for the year ended October 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Transactions with related persons.

Describe any transaction, since the beginning of the registrant's last fiscal year, or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. Disclose the following information regarding the transaction:

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of financial statements provided by the accountant in connection with statutory and regulatory engagements for those fiscal years were:

Jimmy P. Lee, CPA, P.C. billed $2,100 for the year ended October 31, 2013;

Kenne Ruan, CPA, P.C. billed $2,000 for the year ended October 31, 2012.

Audit-Related Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for audit related services for the fiscal year ended October 31, 2013, and which are not disclosed in "Audit Fees" above, were $0.

The aggregate fees billed by Kenne Ruan, CPA, P.C. for audit related services for the fiscal year ended September 30, 2012, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended Ocotber 31, 2013 was $0. The aggregate fees billed by Kenne Ruan, CPA, P.C for tax compliance, tax advice and tax planning for the fiscal year ended October 31, 2012 was $0. The aggregate fees billed by for Kenne Ruan, CPA, P.C. tax compliance, tax advice and tax planning for the fiscal year ended October 31, 2011 was $0.

All Other Fees

The aggregate fees billed by the Company's principal accountants, Jimmy P. Lee, CPA, P.C. for services other than those described above, for the year ended October 31, 2013, were $0. The aggregate fees billed by the Company's principal accountant, Kenne Ruan, CPA, P.C for services other than those described above, for the year ended October 31, 2012, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Jimmy Lee CPA, P.C. and Kenne Ruan, CPA, P.C. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

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

Kama Resources Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm F-2

Balance Sheets for the fiscal years ended October 31, 2013 and 2012 F-4

Statements of Operations for the fiscal year ended October 31, 2013 and 2012 and the period from October 19, 2009 (inception) through October 31, 2013 F-5

Statements of Cash Flows for the fiscal year ended October 31, 2013 and 2012 and the period from October 19, 2009 (inception) through October 31, 2013 F-6

Statements of Stockholder's Equity (Deficit) for the period from October 19, 2009 (inception) through October 31, 2013 F-7

Notes to Financial Statements F-8

F-1

------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Kama Resources Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Kama Resources Inc.(A development stage company) as of October 31, 2012, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended and for the period from October 19, 2009 (date of inception) to October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kama Resources Inc. as of October 31, 2012, and the results of its operations and its cash flows for each of the two years then ended and for the period from October 19, 2009 (date of inception) to October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut January 28, 2013

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets
As at October 31, 2013 and 2012

	October 31,	October 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ 20,005	$ 5
TOTAL ASSETS	$ 20,005	$ 5

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 30,770	$ 15,470
TOTAL LIABILITIES	30,770	15,470

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares	5,000	3,000
Additional Paid-in Capital	18,000	-
(Deficit) accumulated during the development stage	(33,765)	(18,465)
TOTAL STOCKHOLDERS' EQUITY	(10,765)	(15,465)
TOTAL LIABILITIES AND EQUITY	$ 20,005	$ 5

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For the Year Ended October 31, 2013 and 2012
From October 19, 2009 (Inception) to October 31 2013

	For the Year Ended	For the Year Ended	From October 19, 2009
	October 31,	October 31,	(Inception) to October 31,
	2013	2012	2013
Revenues	$ -	$ -	$ -

General and Administration Expenses
Filing Fees	-	-	414
Professional Fees	15,300	8,220	32,270
Office Expense	-	-	1,000
Bank charges	-	-	81
Total Expenses	15,300	8,220	33,765

Operating loss	(15,300)	(8,220)	(33,765)

Net (loss) for the period	$ (15,300)	$ (8,220)	$ (33,765)

Net (loss) per share
Basic and diluted	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended October 31, 2013 and 2012
From October 19, 2009 (Inception) to October 31, 2013

			From October 19, 2009
	Year Ended	Year Ended	(Inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013

Cash Flow from Operating Activities
Net (loss) for the period	$ (15,300)	(8,220)	$ (33,765)
Changes in assets and liabilities
Accounts Payable and Accrued Liabilities	15,300	8,220	30,770
Net Cash Flow Used in Operating Activities	-	-	(2,995)

Investing Activities
Due from Related Party	-	-	-
Net Cash Flow Provided by Investing Activities	-	-	-

Financing Activities
Proceeds from stock issuance	20,000	-	23,000
Net Cash Flow Provided by Financing Activities	20,000	-	23,000

Net Change in Cash	20,000	-	20,005

Cash, Beginning of Period	5	5	-

Cash, End of Period	$ 20,005	$ 5	$ 20,005
The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From October 19, 2009 (Inception) to October 31, 2013

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Stock issued for cash at $0.001 per share, October 19, 2009	3,000,000	3,000			3,000

Net Loss for the year ended October 31, 2009				(257)	(257)

Balances-October 31, 2009	3,000,000	3,000			2,743

Net Loss for the year ended October 31, 2010				(2,736)	(2,736)

Balances-October 31, 2010	3,000,000	3,000		(2,993)	7

Net Loss for the year ended October 31, 2011				(7,252)	(7,252)

Balances-October 31, 2011	3,000,000	3,000		(10,245)	(7,245)

Net Loss for the year ended October 31, 2012				(8,220)	(8,220)

Balances-October 31, 2012	3,000,000	3,000		(18,465)	(15,465)

Stock issued for cash at $0.01 per share, May 1, 2013	2,000,000	2,000	18,000		20,000

Net Loss for the year ended October 31, 2013				(15,300)	(15,300)

Balances-October 31, 2013	5,000,000	5,000	18,000	(33,765)	(10,765)

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $ 33,765 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Currency

Translation The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

As October 31, 2013, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended October 31, 2013.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2013.

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

However, for as long as they remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, they may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in their periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. They may take advantage of these reporting exemptions until they are no longer an “emerging growth company.”

They will remain an “emerging growth company” for up to five years, although if the market value of their common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, they would cease to be an “emerging growth company” as of the following December 31, or if they issue more than $1 billion in non-convertible debt in a three-year period, they would cease to be an “emerging growth company” immediately.

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

Note 5. Cash and Cash Equivalents

The Company has cash held in trust by third party in the amount of $20,000 which are from the proceeds of common stock issuance.

Note 6. Accounts Payable and Accrued Liabilities

The balances of Accounts Payable and Accrued Liabilities were $30,770 and $15,470 as of October 31, 2013 and 2012, respectively. The Company’s consultant has paid various invoices and expenses on behalf of the Company. The amount owed to the Company’s consultant is $28,670 as of October 31, 2013 which is include in accounts payable.

Note 7. Common Stock

The Company issued 2,000,000 shares of common stock at $0.01 for net proceeds of $20,000 for the year ended October 31, 2013.