Form 10-K/A
period 2013-10-31
Kama Resources Inc.
filed 2014-02-25
CIK 1479239

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

Explanatory Note: This amendment to Form 10-K Period ended October 31, 2013 is filed because the XBRL files (interactive data) were not included in the initial filing.

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

Note 7. Concentration Credit Risk

All of the Company’s cash is maintained with state-owned banks within China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.