Form 10-K/A
period 2013-10-31
Kama Resources Inc.
filed 2014-02-27
CIK 1479239

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

Notes to Financial Statements F-8

F-1

------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kama Resources Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Kama Resources Inc. as of October 31, 2013, and the related statements of operation, stockholders’ equity, and cash flows for the year then ended October 31, 2013; and for the period from October 19, 2012 (inception) to October 31, 2013. Kama Resources Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Kama Resources Inc. as of October 31, 2012 and for the year then ended October 31, 2012, were audited by other auditors whose report dated January 28, 2013, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kama Resources Inc. as of October 30, 2013, and the results of its operations and its cash flows for the year then ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred accumulated deficits of $33,765 as of October 31, 2013. The Company incurred a net loss of $15,300 and $8,220 for the years ended October 31, 2013 and 2012, respectively. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee CPA P.C.

Astoria, New York

February 27, 2014

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

/s/Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut January 28, 2013

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets
As at October 31, 2013 and 2012

	October 31,	October 31,
	2013	2012
	(Audited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ 20,005	$ 5
TOTAL ASSETS	$ 20,005	$ 5

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 30,770	$ 15,470
TOTAL LIABILITIES	30,770	15,470

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