Form 10-Q
period 2014-03-07
Kama Resources Inc.
filed 2014-03-07
CIK 1479239

10-Q 1 kama10qjanuary31.htm

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

1

Part I - FINANCIAL INFORMATION

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets
As at January 31, 2014 and October 31, 2013

	January 31,	October 31,
	2014	2013
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ 20,005	$ 20,005
TOTAL ASSETS	$ 20,005	$ 20,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Loan Payable	$ 30,770	$ 30,770
TOTAL LIABILITIES	30,770	30,770

Commitments & Contingencies	-	-

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares	5,000	5,000
Additional Paid-in Capital	18,000	18,000
(Deficit) accumulated during the development stage	(33,765)	(33,765)
TOTAL STOCKHOLDERS' EQUITY	(10,765)	(10,765)
TOTAL LIABILITIES AND EQUITY	$ 20,005	$ 20,005

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended January 31, 2014 and 2013
and From October 19, 2009 (Inception) to January 31, 2014

	For the Three Months Ended	For the Three Months Ended	From October 19, 2009
	January 31,	January 31,	(Inception) to January 31,
	2014	2013	2014
Revenues	$ -	$ -	$ -

General and Administration Expenses
Filing Fees	-	-	414
Professional Fees	-	5,000	32,270
Office Expense	-	-	1,000
Bank charges	-	-	81
Total Expenses	-	5,000	33,765

Operating loss	-	(5,000)	(33,765)

Net (loss) for the period	$ -	$ (5,000)	$ (33,765)

Net (loss) per share
Basic and diluted	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended January 31, 2014 and 2013
From October 19, 2009 (Inception) to January 31, 2014

			From October 19, 2009
	For the Three Months Ended	For the Three Months Ended	(Inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ -	(5,000)	$ (33,765)
Changes in assets and liabilities
Loan Payable	-	5,000	30,770
Net Cash Flow Used in Operating Activities	-	-	(2,995)

Investing Activities
Due from Related Party	-	-	-
Net Cash Flow Provided by Investing Activities	-	-	-

Financing Activities
Proceeds from stock issuance	-	-	23,000
Net Cash Flow Provided by Financing Activities	-	-	23,000

Net Change in Cash	-	-	20,005

Cash, Beginning of Period	20,005	5	-

Cash, End of Period	$ 20,005	$ 5	$ 20,005

The accompanying notes are an integral part of these financial statements

The accompanying notes are an integral part of these financial statements.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended January 31, 2014

NOTE 1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $33,765 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company did not grant any stock options during the period ended January 31, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended January 31, 2014.

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

They will remain an “emerging growth company” for up to five years, although if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, they would cease to be an “emerging growth company” as of the following December 31, or if they issue more than $1 billion in non-convertible debt in a three-year period, they would cease to be an “emerging growth company” immediately.

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

Note 5 - Loans Payable

The Company has an accounts payable balance of $30,770 at January 31, 2014. This balance is owed to one third party entity that is not related or associated with the Company. The Company is currently negotiating the terms of repayment of this liability owed to the third party.

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

Results of Operations

Kama has not generated any revenues for the three months ended January 31, 2014.

The Company experienced general and administration expenses of nil for the three months ended January 31, 2014, compared to general and administration expenses of $5,000 for the three months ended January 31, 2013. The decrease in expenses experienced by the Company has been related to decrease in professional expenses spent by the Company.

For the three months ended January 31, 2014, the company experienced a net loss of nil.

Liquidity and Capital Resources

During the three months period ended January 31, 2014, the Company did not have any working capital needs. As of January 31, 2014, the Company has cash on hand in the amount of $20,005. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of January 31, 2014, the end of the three month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 7, 2014.

March 7, 2014

/s/ Dayong Sun__________________

Mr. Dayong Sun, President