Form 10-Q/A
period 2014-04-25
Kama Resources Inc.
filed 2014-04-25
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

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

Yes X No __

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at September 23, 2013 was 5,000,000 shares.

Explanatory Note: This amendment to Form 10-Q/A is filed to replace the Form 10-Q filed on March 7, 2014 to correctly disclose that the Company is a shell company.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 25, 2014.

April 25, 2014

/s/ Dayong Sun__________________

Mr. Dayong Sun, President