Form 10-Q/A
period 2014-01-31
Kama Resources Inc.
filed 2014-04-29
CIK 1479239

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

Explanatory Note: This amendment to Form 10-Q/A is filed to replace the Form 10-Q filed on April 25, 2014 to correct the financial statements formatting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 28, 2014.

April 28, 2014

/s/ Dayong Sun__________________

Mr. Dayong Sun, President