Form 10-Q
period 2014-07-31
Kama Resources Inc.
filed 2014-09-17
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-164206

Kama Resources Inc.

(Name of small business issuer in its charter)

Nevada

 (State of Incorporation)

N/A

(I.R.S. Employer Identification No.)

Suite 1707-B, 17th Floor, CTS Center 219 Zhong Shan Wu Road Guangzhou, China 510030

(Address of principal executive offices)

8613808821282

  (Registrant's telephone number, including area code)

N/A

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Small Reporting Company [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (Section229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] YES [X] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES [X] NO

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at September 17, 2014 was 5,000,000 shares.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets

	July 31,	October 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 20,005	$ 20,005
TOTAL ASSETS	$ 20,005	$ 20,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 49,170	$ 30,770
TOAL CURRENT LIABILITIES	49,170	30,770

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares	5,000	5,000
Additional Paid-in Capital	18,000	18,000
(Deficit) accumulated during the development stage	(52,165)	(33,765)

TOTAL STOCKHOLDERS' EQUITY	(29,165)	(10,765)

TOTAL LIABILITIES AND EQUITY	$ 20,005	$ 20,005

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months and Nine Months Ended July 31, 2014 and 2013
From October 19, 2009 (Inception) to July 31, 2014 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From October 19, 2009
	July 31,	July 31,	July 31,	July 31,	(Inception) to July 31,
	2014	2013	2014	2013	2014
Revenues	-	-	-	-	-

General and Administration Expenses
Filing Fees	$ -	-	-	-	414
Professional Fees	$ 11,700	600	18,400	13,200	50,670
Office Expense	$ -	-	-	-	1,000
Bank charges	$ -	-	-	-	81
Total Expenses	$ 11,700	600	18,400	13,200	52,165

Operating loss	$ (11,700)	(600)	(18,400)	(13,200)	(52,165)

Net (loss) for the period	$ (11,700)	$ (600)	$ (18,400)	$ (13,200)	$ (52,165)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Three Months and Nine Months Ended July 31, 2014 and 2013
and from October 19, 2009 (Inception) to July 31, 2014 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From October 19, 2009
	July 31,	July 31,	July 31,	July 31,	(Inception) to July 31,
	2014	2013	2014	2013	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (11,700)	(600)	$ (18,400)	(13,200)	$ (52,165)
Imputed interest on related party transactions	-	-	-	-	-
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities	11,700	600	18,400	13,200	49,170

Net Cash Flow Used in Operating Activities	-	-	-	-	(2,995)

Financing Activities
Proceeds from Stock Issuance		20,000		20,000	23,000
Shareholder Loan	-	-	-	-	-
Net Cash Flow Provided by Financing Activities	-	20,000	-	20,000	23,000

Net Change in Cash	-	20,000	-	20,000	20,005

Cash, Beginning of Period	20,005	5	20,005	5	-

Cash, End of Period	$ 20,005	20,005	$ 20,005	20,005	$ 20,005

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended July 31, 2014

(Unaudited)

NOTE 1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $52,165 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended October 31, 2013, included in the Company’s Form 10-K filed on February 25, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the six and nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

The Company did not grant any stock options during the period ended July 31, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2014.

New Accounting Standards

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

NOTE 5- Cash and Cash Equivalents

The Company has cash held in trust by third party in the amount of $20,005 which are from the proceeds of common stock issuance.

NOTE 6- Accounts Payable and Accrued Liabilities

The balances of Accounts Payable and Accrued Liabilities were $49,170 and $30,770 as of July 31, 2014 and October 31, 2013, respectively. The Company’s consultant has paid various invoices and expenses on behalf of the Company.

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

The Company, during its process of following the business plan, they have commenced interviewing several applicants for the position of website designer. The Company is currently drafting the content and designing the layout for the upcoming corporate website. The Company is planning to have a designer engaged by the 4th quarter of 2014.

Results of Operations

Kama has not generated any revenues for the nine months ended July 31, 2014 and 2013.

The Company experienced general and administration expenses of $18,400 for the nine months ended July 31, 2014, compared to general and administration expenses of $13,200 for the nine months ended July 31, 2013. The increase in expenses experienced by the Company has been related to increase in professional expenses spent by the Company.

For the nine months ended July 31, 2014, the company experienced a net loss of $18,400 as compared to $ 13,200 for the nine months ended July 31, 2013.

Liquidity and Capital Resources

During the nine months period ended July 31, 2014, the Company did not have any working capital needs. As of July 31, 2014, the Company has cash and cash equivalence in the amount of $20,005. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2014, the end of the nine month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our auditors have issued a going concern opinion as at July 31, 2014. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 17, 2014.

September 17, 2014

/s/ Dayong Sun__________________

Mr. Dayong Sun, President