Form 10-K
period 2014-10-31
Kama Resources Inc.
filed 2015-02-17
CIK 1479239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2014

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

+86-13808821282

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

Yes o No x

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

Yes o No x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of October 31, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at October 31, 2014 was 5,000,000 shares.

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

We have not yet generated any revenues and the only operations that we have engaged in is the development of a business plan concept. Our business office is located at Suite 1707-B, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030. Our telephone number is +86-13808821282. This is the office of our President, Dayong Sun.

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

Our auditors have issued a going concern opinion as at October 31, 2014. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of October 31, 2014 consisted of a cash balance of $20,005. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended October 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We were incorporated on October 19, 2009. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $55,410 for filing fees and general office expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract customers who will buy our service from us and our ability to generate revenues through the sale of our service.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2: PROPERTIES

Our principal offices are located at Suite 1707-B, 17th Floor, CTS Center, 219 Zhong Shan Wu Road, Guangzhou, China 510030. We believe that our office space and facilities are sufficient to meet our present needs

ITEM 3: LEGAL PROCEEDINGS

There are no existing, pending or threatened legal proceedings involving Kama Resources Inc., or against any of our sole officer and director as a result of their involvement with the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2014

.

--------------------------------------------------------------------------------

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are currently not being traded.

We currently do not have a transfer agent.

(b) Holders.

As of October 31, 2014, there was 24 stockholders of record of the Company's Common Stock. As of such date, 5,000,000 common shares were issued and outstanding.

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

There were no common stock sale during the year ended October 31, 2014.

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

Our fiscal year end is October 31.

Results of Operations

Cash Requirements

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of October 31, 2014 consisted of a cash balance of $20,005. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

It is uncertain how much in additional funds we will require to fund operations over the next twelve months, as the Company is presently exploring various potential business opportunities. If we do not have the funds necessary to cover any significant operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed the estimates we will make. In the event that the Company is unsuccessful in its financing efforts, the Company may seek to obtain short term loans.

Our auditors have issued a going concern opinion for the year ended October 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

---------------------------------------------------------------------

As of October 31, 2014, our total assets were $20,005. Our total current liabilities as of October 31, 2014 were $52,415, which represented an increase from our total current liabilities of $30,770 as of October 31, 2013.

The Company has experienced accumulated net loss of $55,410 since inception to October 31, 2014.

Our net loss from operations was $21,645 for the year ended October 31, 2014, as compared to $15,300 for the year ended October 31, 2013. Our main expenses in the year ended October 31, 2013 was professional fees of $21,225, compared to expenses for the year ended October 31, 2013, which were professional fees of $15,300.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending October 31, 2014.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of October 31, 2014, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of October 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of October 31, 2014:

Name: Dayong Sun

Age: 41

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended October 31, 2014, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Dayong Sun	2014	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer

---------------------------------------------------------------------

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards

As at October 31, 2014, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended October 31, 2014.

Options Grants

During the year ended October 31, 2014, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2014 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2014 and no stock options held by our executive officers at the end of the year ended October 31, 2014.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended October 31, 2014.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2014, we did not pay any compensation or grant any stock options to our directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on October 31, 2014, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 5,000,000 shares of the Company's common stock outstanding as of October 31, 2014.

--------------------------------------------------------------------

Amount and Nature of Beneficial Ownership

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Executive Officers and Directors	Dayong Sun, Chief Executive Officer, President, Treasurer, Secretary and Director (1)	3,000,000 Common	60%
All officers and directors as group (1 person)	0	3,000,000 Common	60%

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2014 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2013 and for the year ended October 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Jimmy P. Lee, CPA, P.C. billed $4,200 for the year ended October 31, 2014;

Jimmy P. Lee, CPA, P.C. billed $2,100 for the year ended October 31, 2013;

Audit-Related Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for audit related services for the fiscal year ended October 31, 2014 and October 31, 2013, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended October 31, 2014 and October 31, 2013 was $0. All Other Fees

The aggregate fees billed by the Company's principal accountants, Jimmy P. Lee, CPA, P.C. for services other than those described above, for the year ended October 31, 2014 and October 31, 2013, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Jimmy P. Lee CPA, P.C. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

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

Dated: February 13, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dayong Sun

Name: Dayong Sun

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: February 13, 2015

--------------------------------------------------------------------------------

Kama Resources Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets for the fiscal years ended October 31, 2014 and 2013

F-2

Statements of Operations for the fiscal year ended October 31, 2014 and 2013 and the period from October 19, 2009 (inception) through October 31, 2014

F-3

Statements of Cash Flows for the fiscal year ended October 31, 2014 and 2013 and the period from October 19, 2009 (inception) through October 31, 2014

F-4

Statements of Stockholder's Equity (Deficit) for the period from October 19, 2009 (inception) through October 31, 2014

F-5

Notes to Financial Statements

F-6

------------------------------------------------------------------

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kama Resources Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Kama Resources Inc. as of October 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2014, and for the period from October 19, 2009 (date of inception) to October 31, 2014. Kama Resources Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kama Resources Inc. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2014 and for the period from October 19, 2009 (date of inception) to October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s accumulated losses from operations and anticipation of further losses in the development of its business raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee CPA P.C.

Astoria, New York

February 13, 2015

Financial Statements

F-2

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets

	October 31,	October 31,
	2014	2013

ASSETS
Current Assets
Cash and Cash Equivalents	$ 20,005	$ 20,005
TOTAL ASSETS	$ 20,005	$ 20,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 52,415	$ 30,770
TOTAL CURRENT LIABILITIES	52,415	30,770

Commitment & Contingencies	-	-

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares	5,000	5,000
Additional Paid-in Capital	18,000	18,000
(Deficit) accumulated during the development stage	(55,410)	(33,765)

TOTAL STOCKHOLDERS' EQUITY	(32,410)	(10,765)

TOTAL LIABILITIES AND EQUITY	$ 20,005	$ 20,005

The accompanying notes are an integral part of these financial statements

F-3

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For Years Ended October 31, 2014 and 2013
and From October 19, 2009 (Inception) to October 31, 2014

	For the Year Ended		From October 19, 2009
	October 31,	October 31,	(Inception) to October 31,
	2014	2013	2014
Revenues	$ -	$ -	$ -

General and Administration Expenses
Filing Fees	420	-	834
Professional Fees	21,225	15,300	53,495
Office Expense	-	-	1,000
Bank charges	-	-	81
Total Expenses	21,645	15,300	55,410

Operating loss	(21,645)	(15,300)	(55,410)

Net (loss) for the period	$ (21,645)	$ (15,300)	$ (55,410)

Net (loss) per share
Basic and diluted	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

F-4

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Year Ended October 31, 2014 and 2013
and from October 19, 2009 (Inception) to October 31, 2014

	For the Year Ended		From October 19, 2009
	October 31,	October 31,	(Inception) to October 31,
	2014	2013	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (21,645)	$ (15,300)	$ (55,410)
Imputed interest on related party transactions	-	-	-
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities	21,645	15,300	52,415
Net Cash Flow Used in Operating Activities	-	-	(2,995)

Financing Activities
Proceeds from Stock Issuance		20,000	23,000
Shareholder Loan	-	-	-
Net Cash Flow Provided by Financing Activities	-	20,000	23,000

Net Change in Cash	-	20,000	20,005

Cash, Beginning of Period	20,005	5	-

Cash, End of Period	$ 20,005	$ 20,005	$ 20,005

The accompanying notes are an integral part of these financial statements

F-5

Kama Resources Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From October 19, 2009 (Inception) to October 31, 2014

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Stock issued for cash at $0.001 per share, October 19, 2009	3,000,000	3,000			3,000

Net Loss for the year ended October 31, 2009				(257)	(257)

Balances-October 31, 2009	3,000,000	3,000			2,743

Net Loss for the year ended October 31, 2010				(2,736)	(2,736)

Balances-October 31, 2010	3,000,000	3,000		(2,993)	7

Net Loss for the year ended October 31, 2011				(7,252)	(7,252)

Balances-October 31, 2011	3,000,000	3,000		(10,245)	(7,245)

Net Loss for the year ended October 31, 2012				(8,220)	(8,220)

Balances-October 31, 2012	3,000,000	3,000		(18,465)	(15,465)

Stock issued for cash at $0.01 per share, May 1, 2013	2,000,000	2,000	18,000		20,000

Net Loss for the year ended October 31, 2013				(15,300)	(15,300)

Balances-October 31, 2013	5,000,000	5,000	18,000	(33,765)	(10,765)

Net Loss for the year ended October 31, 2014				(21,645)	(21,645)

Balances-October 31, 2014	5,000,000	5,000	18,000	(55,410)	(32,410)

Kama Resources Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $55,410 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.

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

As October 31, 2014, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended October 31, 2014.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2014.

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

Note 6. Accounts Payable and Accrued Liabilities

The balances of Accounts Payable and Accrued Liabilities were $52,415 and $30,770 as of October 31, 2014 and 2013, respectively. The Company’s consultant has paid various invoices and expenses on behalf of the Company. The amount owed to the Company’s consultant is $41,490 as of October 31, 2014 which is include in accounts payable.

Note 7. Concentration Credit Risk

All of the Company’s cash is maintained with state-owned banks within China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Note 8. Income Tax

The Company has $55,410 of Net Operating Loss Carryforward available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as October 31, 2029.