Form 10-Q
period 2015-07-31
Kama Resources Inc.
filed 2015-09-16
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

[ ] YES [X] NO

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at July 31, 2015 was 5,000,000 shares.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets
As of July 31, 2015

	July 31	October 31,
	2015	2014
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ 20,005
TOTAL ASSETS	$ -	$ 20,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ -	$ 52,415
TOAL CURRENT LIABILITIES	$ -	$ 52,415

Long Term Liabilities
Consultant	$ 36,765	$ -
TOAL LONG TERM LIABILITIES	$ 36,765	$ 52,415

TOTAL LIABILITIES	$ 36,765	$ 52,415

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares	$ 5,000	$ 5,000
Additional Paid-in Capital	$ 18,000	$ 18,000
(Deficit) accumulated during the development stage	$ (59,765)	$ (55,410)

TOTAL STOCKHOLDERS' EQUITY	$ (36,765)	$ (32,410)

TOTAL LIABILITIES AND EQUITY	$ -	$ 20,005

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For Three Months and Nine Months Ended July 31, 2015 and 2014

	For the Three Months Ended		For the Nine Months Ended
	July 31	July 31	July 31	July 31
	2015	2014	2015	2014
Revenues	$ -	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ 115	$ 11,700	$ 4,355	$ 18,400
Total Expenses	$ 115	$ 11,700	$ 4,355	$ 18,400

Operating loss	$ (115)	$ (11,700)	$ (4,355)	$ (18,400)

Net (loss) for the period	$ (115)	$ (11,700)	$ (4,355)	$ (18,400)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months Ended July 31, 2015 and 2014

For the Nine Months Ended
	July 31	July 31
	2015	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (4,355)	$ (18,400)
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities	$ (7,100)	$ 18,400
Consultant	$ (45,315)
Net Cash Flow Used in Operating Activities	$ (56,770)	$ -

Financing Activities
Consultant	$ 36,765
Net Cash Flow Provided by Financing Activities	$ 36,765	$ -

Net Change in Cash	$ (20,005)	$ -

Cash, Beginning of Period	$ 20,005	$ 20,005

Cash, End of Period	$ -	$ 20,005

The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended July 31, 2015

(Unaudited)

NOTE 1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $59,765 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended October 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the nine months ended July 31, 2015 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Basic and Diluted Net Loss er Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As July 31, 2015, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2015.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2015.

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

Note 4 - Cash and Cash Equivalents

The Company has cash held in trust by third party in the amount of $0, which are from the proceeds of common stock issuance.

The $20,005 is used to pay the loan due to consultant of the company.

Note 5 -Accounts Payable and Accrued Liabilities

The balances of Accounts Payable and Accrued Liabilities were $0 and $52,415 as of July 31, 2015 and October 31, 2014, respectively.

The Company’s consultant has paid various invoices and expenses on behalf of the Company. The amount owed to the Company’s consultant is $36,765  as of July 31, 2015 which is include in accounts payable.

Note 6 - Income Tax

The Company has $59,765 of Net Operating Loss Carryforward available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as October 31, 2029.

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

The Company have hired a website designer to develop the company website.  The website is in the early stage of development where the information is collected and the final layout has been confirmed. The Company is planning to launch the corporate website in December of 2015.

Results of Operations

Kama has not generated any revenues for the nine months ended July 31, 2015.

The Company experienced general and administration expenses of $4,355 for the nine months ended July 31, 2015, compared to general and administration expenses of $18,400 for the nine months ended July 31, 2014. The decrease in expenses experienced by the Company has been related to decrease in professional expenses spent by the Company.

For the nine months ended July 31, 2015, the company experienced a net loss of $4,355 as compared to $18,400 for the nine months ended July 31, 2014.

Liquidity and Capital Resources

During the nine months period ended July 31, 2015, the Company did not have any working capital needs. As of July 31, 2015, the Company has cash and cash equivalence in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2015, the end of the three month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 15, 2015.

September 15, 2015

/s/ Dayong Sun

Mr. Dayong Sun, President