Form 10-Q
period 2016-04-30
Kama Resources Inc.
filed 2016-11-22
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-164206

----------------------------------------------------------------------------------------------------------------------------

Kama Resources Inc.

(Name of small business issuer in its charter)

Nevada	N/A	86-13808821282
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)	(Registrant's telephone number, including area code)

Suite 1707-B, 17th Floor, CTS Center 219 Zhong Shan Wu Road Guangzhou, China 510030

(Address of principal executive offices)

N/A

(Former name, address and fiscal year, if changed since last report)

----------------------------------------------------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X YES NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer .. Accelerated filer .

Non-accelerated filer .. Small Reporting Company X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (Section229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

. YES X NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

. YES X NO

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2016 was 5,000,000 shares.

Part I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets
As of April 30, 2016
		April 30,	October 31,
		2016	2015
		(Unaudited)	(Unaudited)
ASSETS	ASSETS
Current Assets
Cash and Cash Equivalents		$ -	$ -
TOTAL ASSETS		$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities		$ 38,260	$ 37,510
TOAL CURRENT LIABILITIES		$ 38,260	$ 37,510

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares		5,000	5,000
Additional Paid-in Capital		18,000	18,000
(Deficit) accumulated during the development stage		(61,260)	(60,510)

TOTAL STOCKHOLDERS' EQUITY		(38,260)	(37,510)

TOTAL LIABILITIES AND EQUITY		$ -	$ -

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For Three Months and Six Months Ended April 30, 2016 and 2015

	For the Three Months Ended		For the Six Months Ended		From October 19, 2009
	April 30,	April 30,	April 30,	April 30,	(Inception) to April 30,
	2016	2015	2016	2015	2016
Revenues	-	-	-	-	-

General and Administration Expenses
Filing Fees					1,579
Professional Fees	$ 750	1,880	750	4,240	58,600
Office Expense	-		-		1,000
Bank charges	-		-		81
Total Expenses	750	1,880	750	4,240	61,260

Operating loss	(750)	(1,880)	(750)	(4,240)	(61,260)

Net (loss) for the period	$ (750)	$ (1,880)	$ (750)	$ (4,240)	$ (61,260)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For Three Months and Six Months Ended April 30, 2016 and 2015

	For the Three Months Ended		For the Six Months Ended		From October 19, 2009
	April 30,	April 30,	April 30,	April 30,	(Inception) to April 30,
	2016	2015	2016	2015	2016

Cash Flow from Operating Activities
Net (loss) for the period	$ (750)	(1,880)	$ (750)	(4,240)	$ (61,260)
Imputed interest on related party transactions	-	-	-	-	-
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities	750	1,880	750	4,240	38,260

Net Cash Flow Used in Operating Activities	-	-	-	-	(23,000)

Investing Activities
Due from Related Party	-		-		-
Net Cash Flow Provided by Investing Activities	-		-		-

Financing Activities
Proceeds from Stock Issuance					23,000
Shareholder Loan	-	-	-	-	-
Net Cash Flow Provided by Financing Activities	-	-	-	-	23,000

Net Change in Cash	-	-	-	-	-

Cash, Beginning of Period	-	20,005	-	20,005	-

Cash, End of Period	$ -	20,005	$ -	20,005	$ -

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended April 30, 2016

(Unaudited)

NOTE 1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $61,260 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basic and Diluted Net Loss per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As April 30, 2016, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2016.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2016.

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2016 was 5,000,000 shares.

Note 4 - Cash and Cash Equivalents

The Company has cash held in trust by third party in the amount of $0, which are from the proceeds of common stock issuance.

The $20,005 is used to pay the loan due to consultant of the company.

Note 5 -Accounts Payable and Accrued Liabilities

The balances of Accounts Payable and Accrued Liabilities were $38,260 and $52,415 as of April 30, 2016 and October 31, 2014, respectively.

The Company’s consultant has paid various invoices and expenses on behalf of the Company. The amount owed to the Company’s consultant is $38,260 as of April 30, 2016 which is include in accounts payable.

Note 6 - Income Tax

The Company has $61,260 of Net Operating Loss Carryforward available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as October 31, 2029.

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

Results of Operations

Kama has not generated any revenues for the nine months ended April 30, 2016

The Company experienced general and administration expenses of $750 for the six months ended April 30, 2016, compared to general and administration expenses of $4,240 for the nine months ended April 30, 2015. The decrease in expenses experienced by the Company has been related to decrease in professional expenses spent by the Company.

For the six months ended July 31, 2015, the company experienced a net loss of $750 as compared to $4,240 for the six months ended July 31, 2015.

Liquidity and Capital Resources

During the six-months period ended April 30, 2016, the Company did not have any working capital needs. As of April 30, 2016, the Company has cash and cash equivalence in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2016, the end of the three-month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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