Form 10-Q
period 2016-07-31
Kama Resources Inc.
filed 2016-11-22
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

[ ] YES [X] NO

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at July 31, 2016 was 5,000,000 shares.

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I - FINANCIAL INFORMATION

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets

	July 31,	October 31,
	2016	2015
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 38,435	$ 37,510
TOAL CURRENT LIABILITIES	$ 38,435	$ 37,510

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares	5,000	5,000
Additional Paid-in Capital	18,000	18,000
(Deficit) accumulated during the development stage	(61,435)	(60,510)

TOTAL STOCKHOLDERS' EQUITY	(38,435)	(37,510)

TOTAL LIABILITIES AND EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended		From October 19, 2009
	July 31,	July 31,	July 31,	July 31,	(Inception) to July 31,
	2016	2015	2016	2015	2016
Revenues	-	-	-	-	-

General and Administration Expenses
Filing Fees					1,579
Professional Fees	$ 175	115	925	4,355	58,775
Office Expense	-		-		1,000
Bank charges	-		-		81
Total Expenses	175	115	925	4,355	61,435

Operating loss	(175)	(115)	(925)	(4,355)	(61,435)

Net (loss) for the period	$ (175)	$ (115)	$ (925)	$ (4,355)	$ (61,435)

Net (loss) per share
Basic and diluted	$ -	$ -	$ -	$ -

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Three Months Ended		For the Nine Months Ended		From October 19, 2009
	July 31,	July 31,	July 31,	July 31,	(Inception) to July 31,
	2016	2015	2016	2015	2016

Cash Flow from Operating Activities
Net (loss) for the period	$ (175)	(115)	$ (925)	(4,355)	$ (61,435)
Imputed interest on related party transactions	-	-	-	-	-
Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities	175	115	925	4,355	38,435

Net Cash Flow Used in Operating Activities	-	-	-	-	(23,000)

Investing Activities
Due from Related Party	-		-		-
Net Cash Flow Provided by Investing Activities	-		-		-

Financing Activities
Proceeds from Stock Issuance					23,000
Shareholder Loan	-	-	-	-	-
Net Cash Flow Provided by Financing Activities	-	-	-	-	23,000

Net Change in Cash	-	-	-	-	-

Cash, Beginning of Period	-	20,005	-	20,005	-

Cash, End of Period	$ -	20,005	$ -	20,005	$ -

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Nine Months Ended July 31, 2016

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

Basic and Diluted Net Loss per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As July 31, 2016, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended July 31, 2016.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2016.

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

Note 5 -Accounts Payable and Accrued Liabilities

The balances of Accounts Payable and Accrued Liabilities were $175 and $115 as of July 31, 2016 and July 31, 2015, respectively.

The Company’s consultant has paid various invoices and expenses on behalf of the Company. The amount owed to the Company’s consultant is $58,775  as of July 31, 2016 which is include in accounts payable.

Note 6 - Income Tax

The Company has $61,435 of Net Operating Loss Carryforward available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as October 31, 2029.

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

The Company have hired a website designer to develop the company website.  The website is in the early stage of development where the information is collected and the final layout has been confirmed. The Company has launched the corporate website in December of 2015.

Results of Operations

Kama has not generated any revenues for the nine months ended July 31, 2016.

The Company experienced general and administration expenses of $925 for the nine months ended July 31, 2016, compared to general and administration expenses of $4,335 for the nine months ended July 31, 2015. The decrease in expenses experienced by the Company has been related to decrease in professional expenses spent by the Company.

For the nine months ended July 31, 2016, the company experienced a net loss of $925 as compared to $4,335 for the nine months ended July 31, 2015.

Liquidity and Capital Resources

During the nine-months period ended July 31, 2016, the Company did not have any working capital needs. As of July 31, 2016, the Company has cash and cash equivalence in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of July 31, 2016, the end of the three-month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There are many small software developers that sell software products which are similar to our proposed business venture. Most of these competitors have established businesses with a established customer base. We will attempt to compete against these groups by offering a much higher quality product compared to our competitors’ products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

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