Form 10-Q
period 2017-04-30
Kama Resources Inc.
filed 2017-06-21
CIK 1479239

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Part I - FINANCIAL INFORMATION

Kama Resources Inc.
(A Development Stage Company)
Balance Sheets

	April 30,	October 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	9,513	750
Due to Related Party (Catalyst)	$38,735	$38,735
TOAL CURRENT LIABILITIES	$48,248	$39,485

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares	5,000	5,000
Additional Paid-in Capital	18,000	18,000
(Deficit) accumulated during the development stage	(71,248)	(62,485)

TOTAL STOCKHOLDERS' EQUITY	(48,248)	(39,485)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		For the Six Months Ended		From October 19, 2009
	April 30,	April 30,	April 30,	April 30,	(Inception) to April 30,
	2017	2016	2017	2016	2017
Revenues	-	-	-	-

General and Administration Expenses
Filing Fees		-		-	$1,579
Professional Fees	$8,018	750	8,763	750	68,588
Office Expense	-		-		1,000
Bank charges	-		-		81
Total Expenses	8,018	750	8,763	750	71,248

Operating loss	(8,018)	(750)	(8,763)	(750)	(71,248)

Net (loss) for the period	$(8,018)	$(750)	$(8,763)	$(750)	$(71,248)

Net (loss) per share
Basic and diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Three Months Ended		For the Six Months Ended		From October 19, 2009
	April 30,	April 30,	April 30,	April 30,	(Inception) to April 30,
	2017	2016	2017	2016	2017

Cash Flow from Operating Activities
Net (loss) for the period	$(8,018)	$(750)	$(8,763)	$(750)	$(71,248)

Changes in Non-Cash Working Capital Items
Accounts Payable and Accrued Liabilities	8,018	750	8,763	750	9,513

Net Cash Flow Used in Operating Activities	-	-	-	-	(61,735)

Investing Activities
Due from Related Party	-				38,735
Net Cash Flow Provided by Investing Activities	-	-	-	-	38,735

Financing Activities
Proceeds from Stock Issuance					23,000
Shareholder Loan	-	-	-	-
Net Cash Flow Provided by Financing Activities	-	-	-	-	23,000

Net Change in Cash	-	-	-	-	-

Cash, Beginning of Period	-	-	-	-	-

Cash, End of Period	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Kama Resources Inc.

(A Development Stage Company)

Notes to the Financial Statements

For the Three Months Ended April 30, 2017

(Unaudited)

NOTE 1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date.

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $71,248 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its working capital needs by seeking loans from its shareholders. These financial statements do not include any adjustments to the recoverability and classification of assets, or the amount and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the three and six months ended April 30, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended April 30, 2017, are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Foreign Currency

Translation: The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

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

Basic and Diluted Net Loss per Share

In accordance with FASB Topic 260, "Earnings Per Share', the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of April 30, 2017, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended April 30, 2017.

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

The Company has no elements of "other comprehensive income" during the period ended April 30, 2017.

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

Note 5 -Accounts Payable and Accrued Liabilities

The balances of Accounts Payable and Accrued Liabilities were $8,080 and $750 as of April 30, 2017 and April 30, 2016, respectively.

The Company’s consultant has paid various invoices and expenses on behalf of the Company.

Note 6 - Income Tax

The Company has $8,018 of Net Operating Loss Carry forward available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as October 31, 2029.

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

Results of Operations

Kama has not generated any revenues for the three and six months ended April 30, 2017.

The Company experienced general and administration expenses of $8,018 for the three months ended April 30, 2017, compared to general and administration expenses of $750 for the three months ended April 30, 2016. The increase in expenses experienced by the Company has been related to increase in professional expenses spent by the Company.

For the three months ended April 30, 2017, the company experienced a net loss of $8,018 as compared to $750 for the three months ended April 30, 2016.

Liquidity and Capital Resources

During the three-months period ended April 30, 2017, the Company did not have any working capital needs. As of April 30, 2017, the Company has cash and cash equivalence in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain more future loans from our shareholders, but there are no agreements or understandings in place currently.

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

As of April 30, 2017, the end of the three-month period ended covered by this report, our president (our principal executive officer, principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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