Form 10-K
period 2016-10-31
Kama Resources Inc.
filed 2018-10-04
CIK 1479239

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2016

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

Yes o No x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of October 31, 2016, the aggregate value of voting and non-voting common equity held by non-affiliates was $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at October 31, 2016 was 5,000,000 shares.

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

--------------------------------------------------------------------

PART I

ITEM 1: BUSINESS

Introduction

We were incorporated in the State of Nevada on October 19, 2009. We are planning on developing a website named WWW.KAMARESOURCES.CN. The purpose of the website is to match loans offered by various lenders to car buyers. We have actively engaged a search for an experienced website designer and programmer to commence the creation of the corporate website.

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

REVENUE

We intend to generate revenues by matching car loans to car buyers. In addition, we will host advertising on our website which will add further revenues.

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

Our auditors have issued a going concern opinion as at October 31, 2016. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of October 31, 2016 consisted of a cash balance of $5,550. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended October 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We were incorporated on October 19, 2009. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $63,398 should be for filing fees and general office expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract customers who will buy our service from us and our ability to generate revenues through the sale of our service.

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

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated there under which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of our shares to decline.

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

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, 2016 before that time, we would cease to be an “emerging growth company” as of the following December 31, 2016 or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

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

WE WILL NOT BE REQUIRED TO COMPLY WITH CERTAIN PROVISIONS OF THE SARBANES-OXLEY ACT FOR AS LONG AS WE REMAIN AN “EMERGING GROWTH COMPANY.”

We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we will be required to disclose changes made in our internal control procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, 2016 before that time, we would cease to be an “emerging growth company” as of the following December 31, 2016, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2016.

.

--------------------------------------------------------------------------------

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our shares are currently not being traded.

Our common shares are issued in registered form. Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, NV 89014, USA (Telephone: 702-818-5898; Fax: 702-974-1444) is the transfer agent for our common shares.

(b) Holders.

As of October 31, 2016, there were 24 stockholders of record of the Company's Common Stock. As of such date, 5,000,000 common shares were issued and outstanding.

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

There were no common stock sold during the year ended October 31, 2016.

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

Our fiscal year end is October 31.

Results of Operations

Cash Requirements

From inception through the date of this filing, we have had no material operating activities. The Company's total current assets as of October 31, 2016 consisted of a cash balance of $5,550. We anticipate that our current cash balance will not satisfy our cash needs for the following twelve-month period. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in proceeding with profitable operations.

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

Our auditors have issued a going concern opinion for the year ended October 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until our commercial operations begin.

Liquidity and Capital Resources

As of the date of this annual report, we have not generated any revenues from our business activities.

---------------------------------------------------------------------

As of October 31, 2016, our total assets were $5,550. Our total current liabilities as of October 31, 2016 were $45,948 which represent an increase from our total current liabilities of $43,060 as of October 31, 2015.

The Company has experienced accumulated net loss of $63,398 since inception to October 31, 2016.

Our net loss from operations was $3,138 for the year ended October 31, 2016, as compared to $4,850 for the year ended October 31, 2015. Our main expenses in the year ended October 31, 2016 was professional fees of 2,225 compared to expenses for the year ended October 31, 2015, which were professional fees of $4,105.

Purchase of Significant Equipment

As of the end of the period covered by this Report, we did not intend to purchase any significant equipment over the twelve months ending October 31, 2016.

Employees

Currently our only employee is our sole officer and director. We do not expect any material changes in the number of employees over the next 12 month period; however, this may change depending on the business model we may adopt. We may outsource contract employment as needed.

Off Balance Sheet Arrangements

As of October 31, 2016, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of October 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

---------------------------------------------------------------------

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our sole officer, director and significant employee as of October 31, 2016:

Name: Dayong Sun

Age: 43

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended October 31, 2016, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts

Name and Principal Position	Year (1)	Salary($)	Bonus ($)	Restricted Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan and Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Dayong Sun	2015	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0
President, Treasurer, Secretary, Director. Chief Executive Officer

---------------------------------------------------------------------

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards

As at October 31, 2016, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended October 31, 2016.

Options Grants

During the year ended October 31, 2016, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2016 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2016 and no stock options held by our executive officers at the end of the year ended October 31, 2016.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended October 31, 2015.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2016, we did not pay any compensation or grant any stock options to our directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on October 31, 2016, the total number of shares owned beneficially by the Company's directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 5,000,000 shares of the Company's common stock outstanding as of October 31, 2016.

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

Certain Relationships and Related Transactions

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2016 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2016 and for the year ended October 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Michael Gillespie & Associates, PLLC billed $3,000 for the year ended October 31, 2016

Michael Gillespie & Associates, PLLC billed $3,000 for the year ended October 31, 2015

Jimmy P. Lee, CPA, P.C. billed $4,200 for the year ended October 31, 2014;

Audit-Related Fees

The aggregate fees billed by Michael Gillespie & Associates, PLLC for audit related services for the fiscal year ended October 31, 2016, and which are not disclosed in "Audit Fees" above, were $0.

The aggregate fees billed by Michael Gillespie & Associates, PLLC for audit related services for the fiscal year ended October 31, 2015, and which are not disclosed in "Audit Fees" above, were $0.

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for audit related services for the fiscal year ended October 31, 2014, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Michael Gillespie & Associates, PLLC for tax compliance, tax advice and tax planning for the fiscal year ended October 31, 2016 was $0.

The aggregate fees billed by Michael Gillespie & Associates, PLLC for tax compliance, tax advice and tax planning for the fiscal year ended October 31, 2015 was $0.

The aggregate fees billed by Jimmy P. Lee, CPA, P.C. for tax compliance, tax advice and tax planning for the fiscal year ended October 31, 2014 was $0.

All Other Fees

The aggregate fees billed by the Company's principal accountants, Michael Gillespie & Associates, PLLC for services other than those described above, for the year ended October 31, 2016, were $0.

The aggregate fees billed by the Company's principal accountants, Michael Gillespie & Associates, PLLC for services other than those described above, for the year ended October 31, 2015, were $0.

The aggregate fees billed by the Company's principal accountants, Jimmy P. Lee, CPA, P.C. for services other than those described above, for the year ended October 31, 2014, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Michael Gillespie & Associates, PLLC and Jimmy P. Lee, CAP, P.C. during the periods set forth above and concluded that such services were compatible with maintaining the auditors' independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors' independence from us.

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

Dated: September 27, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dayong Sun

Name: Dayong Sun

Title: Director, Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Dated: September 27, 2018

--------------------------------------------------------------------------------

Kama Resources Inc.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets for the fiscal years ended October 31, 2016 and 2015

F-2

Statements of Operations for the fiscal year ended October 31, 2016 and 2015

F-3

Statements of Cash Flows for the fiscal year ended October 31, 2016 and 2015

F-4

Statements of Stockholder's Equity (Deficit) for the period from October 19, 2009 (inception) through October 31, 2016

F-5

Notes to Financial Statements

F-6

------------------------------------------------------------------

F-1

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kama Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kama Resources, Inc. as of October 31, 2016 and 2015 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2016 and 2015 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

September 15, 2018

Financial Statements

F-2

Kama Resources Inc.
(A Development Stage Company)
Balance Sheet

	October 31, 2016	October 31, 2015

ASSETS
Current Assets
Cash and Cash Equivalents	$5,550	$5,550
Prepaid Expenses		$250
TOTAL ASSETS	5,550	5,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$45,948	$43,060
TOTAL CURRENT LIABILITIES	45,948	43,060

Stockholders' Equity
Common Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and Outstanding:
5,000,000 common shares	5,000	5,000
Additional Paid-in Capital	18,000	18,000
(Deficit) accumulated during the development stage	-63,398	-60,260

TOTAL STOCKHOLDERS' EQUITY	-40,398	-37,260

TOTAL LIABILITIES AND EQUITY	$5,550	$5,800

The accompanying notes are an integral part of these financial statements

F-3

Kama Resources Inc.
(A Development Stage Company)
Statements of Operations
For Years Ended October 31, 2016 and 2015

	For The Year Ended
	October 31, 2016	October 31, 2015
Revenues	$-	$-

Expenses
Filing Fees	$913	$745
Professional Fees	2,225	4,105
Offices Expense	-	-
Bank Charges	-	-
Total Expenses	-	-

Operating loss	-$3,138	-$4,850

Net (loss) for the period	-$3,138	-$4,850

Net (loss) per share
Basic and diluted	-	-

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

F-4

Kama Resources Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended October 31, 2016 and 2015

	For the Year Ended
	October 31, 2016	October 31, 2015
Cash Flow from Operating Activities
Net (loss) for the period	-3,138	-4,850
Imputed interest on related party transactions	-	-
Changes in Non-Cash Working Capital Items
Prepaid Expenses	250	-250
Accounts Payable and Accrued Liabilities	2,888	-9,355
Net Cash Flow Used in Operating Activities	-	-14,455

Financing Activities
Proceeds from Stock Issuance	-	-
Shareholder Loan	-	-
Net Cash Flow Provided by Financing Activities	-	-

Net Change in Cash	-	-

Cash, Beginning of Period	5,550	20,005

Cash, End of Period	5,550	5,550

The accompanying notes are an integral part of these financial statements

F-5

Kama Resources Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From October 19, 2009 (Inception) to October 31, 2016

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances-October 31, 2014	5,000,000	5,000	18,000	(55,410)	(32,410)

Net Loss for the year ended October 31, 2015				(4,850)	(4,850)

Balances-October 31, 2015	5,000,000	5,000	18,000	(60,260)	(37,260)

Net Loss for the year ended October 31, 2016				(3,138)	(3,138)

Balances-October 31, 2016	5,000,000	5,000	18,000	(63,398)	(40,398)

Kama Resources Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Nature and Continuance of Operations

The Company is a development stage company, which was incorporated on October 19, 2009. Operations started on that Date. The Company's year-end is October 31.

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

NOTE 2 - Going Concern

These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $63,398 since its inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - Summary of Significant Accounting Policies

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

As October 31, 2016, diluted net loss per share is equivalent to basic net loss per share.

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

The Company did not grant any stock options during the period ended October 31, 2016.

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

The Company has no elements of "other comprehensive income" during the period ended October 31, 2016.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

NOTE 4 - Capital Stock

On October 18, 2009, the Company issued 3,000,000 common shares at $0.001 per share to the sole director of the Company for the total proceeds of $3,000.

On May 1, 2013, the Company issued 2,000,000 common shares at $0.01 per share for the total proceeds of $20,000.

Note 5 - Cash and Cash Equivalents

The Company has cash held in trust by third party in the amount of $5,550.

Note 6 - Accounts Payable and Accrued Liabilities

The balances of Accounts Payable and Accrued Liabilities were $45,948 and $43,060 as of October 31, 2016 and 2015, respectively.

Note 7 - Concentration Credit Risk

All of the Company’s cash is maintained with state-owned banks within China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Note 8 - Income Tax

The Company has $63,398 of Net Operating Loss Carry-forward available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as October 31, 2029.

Note 9 - Subsequent Event

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued, September 15, 2018, and determined that no subsequent events require disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized September 27, 2018.

/s/ Dayong Sun

Mr. Dayong Sun, President